Form 10QSB
period 2001-09-30
SOLUTIONNET INTERNATIONAL INC
filed 2001-11-14
CIK 1093468

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------
                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO   __________

                         COMMISSION FILE NUMBER: 0-27697

                         SOLUTIONNET INTERNATIONAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MINNESOTA                        95-4749095
  (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)       IDENTIFICATION NUMBER)

                            1594 CENTRE POINTE DRIVE
                               MILPITAS, CA 95035
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                            TELEPHONE: (408) 934-9748
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                  ------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]


AS OF NOVEMBER 10, 2001, 12,618,009 SHARES OF COMMON STOCK, $0.001 PAR VALUE WERE OUTSTANDING.

[GRAPHIC OMITTED]

                                TABLE OF CONTENTS

                 TABLE OF CONTENTS
                 PART I Financial Information                                                              F-1
                 Item 1. Financial Statements                                                              F-2
                 Item 2. Management's Discussion and Analysis or Plan of Operation                           1
                 PART II Other Information                                                                   5
                 Item 1. Legal Proceedings                                                                   5
                 Item 2. Changes in Securities                                                               5
                 Item 3. Defaults upon Senior Securities                                                     6
                 Item 4. Submission of Matters to a vote of Security Holders                                 6
                 Item 5. Other Information                                                                   6
                 Item 6. Exhibits and Reports on Form 8-K                                                    6
                 Signatures                                                                                  7

                          INDEX TO FINANCIAL STATEMENTS



                         SOLUTIONNET INTERNATIONAL, INC.
                                AND SUBSIDIARIES



                                                                                                              PAGE

Condensed Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
     December 31, 2000                                                                                         F-3

Condensed Consolidated Statements of Operations for the three month and nine month
     periods ended September 30, 2001 and 2000 (unaudited)                                                     F-5

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the
     nine months ended September 30, 2001 (unaudited)                                                          F-6

Condensed Consolidated Statements of Cash Flows for the nine month period ended
     September 30, 2001 and 2000 (unaudited)                                                                   F-7

Notes to Condensed Consolidated Financial Statements                                                           F-8

                         SOLUTIONNET INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                                                                                  (UNAUDITED)
                                                                                  SEPTEMBER 30        DECEMBER 31,
                                                                                      2001               2000
                                                                                  ------------        -----------
                                        ASSETS

Current assets:
   Cash and cash equivalents                                                      $     74,523       $    521,808
   Accounts receivable - trade, less allowance for doubtful accounts of
   $386,197 and $212,780 at September 30, 2001 and December 31, 2000,
   respectively                                                                      1,176,463          1,418,986
   Due from related parties                                                            504,444            585,318
   Deposits and other assets                                                           248,799            128,956
                                                                                  ------------        -----------

            Total current assets                                                     2,004,229          2,655,068



Property, plant and equipment:
                                                                                       294,878            254,187

   Less accumulated depreciation and amortization                                      222,376            157,417
                                                                                  ------------        -----------

            Net property, plant, and equipment                                          72,502             96,770
                                                                                  ------------        -----------

Software development costs, less accumulated amortization                              676,962            773,285
                                                                                  ------------        -----------



                                                                                  $  2,753,693          3,525,123
                                                                                  ============        ===========

See accompanying notes to condensed consolidated financial statements.

                         SOLUTIONNET INTERNATIONAL INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheet (continued)




                                                                                 (UNAUDITED)
                                                                                 SEPTEMBER 30           DECEMBER 31,
                                                                                     2001                  2000
                                                                                -------------           -----------
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Bank overdraft                                                                $        --                63,819
    Current installments of obligations under capital leases                            8,827                34,654
    Trade accounts payable                                                            425,397               265,165
    Accrued expenses                                                                  319,026               136,114
    Income taxes payable                                                                   --                 1,843
    Deferred revenue                                                                   69,326               114,928
    Due to related parties                                                            204,600               492,540
                                                                                  -----------           -----------

               Total current liabilities                                            1,027,176             1,109,063
Obligations under capital leases, excluding current
    installments                                                                       22,652                23,079
Deferred income taxes                                                                     566                   577
                                                                                  -----------           -----------

               Total liabilities                                                    1,050,394             1,132,719
                                                                                  -----------           -----------

Stockholders' equity:

    Preferred stock, $0.001 par value, 5,000,000 shares
       authorized; none issued and outstanding                                             --                    --
    Common stock, $0.001 par value, 20,000,000 shares
       authorized; 12,618,009 shares issued and outstanding                            12,618                12,618
    Paid-in capital                                                                 2,608,182             2,608,182
    Accumulated deficit                                                              (978,472)             (230,211)
    Accumulated other comprehensive income -- foreign currency
       translation adjustment                                                          60,971                 1,815
                                                                                  -----------           -----------

               Total stockholders' equity                                           1,703,299             2,392,404
                                                                                  -----------           -----------


                                                                                  $ 2,753,693             3,525,123
                                                                                  ===========           ===========

                         SOLUTIONNET INTERNATIONAL INC.
                                AND SUBSIDIARIES

                Condensed Consolidated Statements of Operations




                                                                      (UNAUDITED)                      (UNAUDITED)
                                                                  FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                              ---------------------------      ---------------------------
                                                                 2001             2000            2001             2000
                                                              ----------       ----------      ----------       ----------
Revenues:
              Software Sales                                     307,723          620,638         551,196          902,874
              Consulting Services                                707,111          496,716       1,968,947        1,582,561
                                                              ----------       ----------      ----------       ----------

                   Total Revenues                              1,014,834        1,117,354       2,520,143        2,485,435

Costs of revenues:
              Costs of software sales                            115,975           89,939         231,112          188,182
              Costs of consulting services                       564,368          347,337       1,449,400        1,088,122
              Amortization of software development costs         123,542           92,556         350,529          240,774
                                                              ----------       ----------      ----------       ----------

                   Total costs of revenues                       803,885          529,832       2,031,041        1,517,078
                                                              ----------       ----------      ----------       ----------

              Gross profit                                       210,949          587,522         489,102          968,357

Operating expenses
              Sales and marketing                                137,029          174,392         469,925          499,557
              General and administrative                         151,951          142,238         769,254          337,425
                                                              ----------       ----------      ----------       ----------

                   Total operating expenses                      288,980          316,630       1,239,179          836,982
                                                              ----------       ----------      ----------       ----------

Operating income (loss)                                          (78,031)         270,892        (750,077)         131,375

Other income (expense)
              Interest income                                        117           13,537           1,816           13,623
              Other income (expense)                                   0               55               0           (4,673)
                                                              ----------       ----------      ----------       ----------

Income (loss) before income taxes                                (77,914)         284,484        (748,261)         140,325

Income tax expense                                                     0           30,313               0           30,313
                                                              ----------       ----------      ----------       ----------

Net income (loss)                                                (77,914)         254,171        (748,261)         110,012
                                                              ==========       ==========      ==========       ==========

Basic income (loss) per share                                      (0.01)            0.02           (0.06)            0.01
                                                              ==========       ==========      ==========       ==========



See accompanying notes to condensed consolidated financial statements.

                         SOLUTIONNET INTERNATIONAL, INC.
                                AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholders' Equity and Comprehensive Loss


                                                          PREFERRED       COMMON         PAID-IN      STOCK SUBSCRIPTION
                                                            STOCK          STOCK         CAPITAL          RECEIVABLE
                                                         ----------     ----------     ----------     ------------------
Balances at December 31, 2000                            $       --         12,618      2,608,182                --

Net loss (unaudited)                                             --             --             --                --
Foreign currency translation gain (unaudited)                    --             --             --                --


       Comprehensive loss (unaudited)                            --             --             --                --
                                                         ----------     ----------     ----------        ----------

Balances at September 30, 2001  (unaudited)              $       --         12,618      2,608,182                --
                                                         ==========     ==========     ==========        ==========


                                                                           ACCUMULATED
                                                           RETAINED           OTHER
                                                           EARNINGS       COMPREHENSIVE         TOTAL
                                                         (ACCUMULATED        INCOME          STOCKHOLDERS'
                                                           DEFICIT)          (LOSS)             EQUITY
                                                         ------------     -------------     -------------
Balances at December 31, 2000                              (230,211)            1,815         2,392,404

Net loss (unaudited)                                       (748,261)               --          (748,261)
Foreign currency translation gain (unaudited)                    --            59,156            59,156
                                                                                             ----------

       Comprehensive loss (unaudited)                            --                --          (689,105)
                                                         ----------        ----------        ----------

Balances at September 30, 2001 (unaudited)                 (978,472)           60,971         1,703,299
                                                         ==========        ==========        ==========

See accompanying notes to condensed consolidated financial statements.

                         SOLUTIONNET INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                (UNAUDITED)
                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                       ---------------------------
                                                                                          2001             2000
                                                                                       ----------       ----------
Net income (loss)                                                                        (748,261)         110,012
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
              Depreciation and amortization                                               418,403          282,036
Change in operating assets:
              Accounts receivable - trade                                                 223,038         (667,350)
              Deposits and other current assets                                          (122,119)        (127,608)
              Software development costs                                                 (268,519)        (435,600)
              Trade accounts payable                                                      164,757         (133,237)
              Accrued expenses                                                            184,726           69,660
              Deferred revenue                                                            (43,475)         265,879
              Income taxes payable                                                         (1,843)          23,262
                                                                                       ----------       ----------

                          Net cash used in operating activities                          (193,293)        (612,946)
                                                                                       ----------       ----------

Cash flows from investing activities:
              Purchase of equipment                                                       (45,396)         (51,184)
                                                                                       ----------       ----------

                          Net cash used in investing activities                           (45,396)         (51,184)

Cash flows from financing activities:
              Cash overdraft                                                              (63,819)         (29,296)
              Principal payments of capital lease obligations                             (25,186)          16,177
              Borrowing from (payments to) related parties                               (112,214)       1,469,428
                                                                                       ----------       ----------

                          Net cash provided by (used in) financing activities            (201,219)       1,456,309
                                                                                       ----------       ----------

                          Net effect of changes in foreign currency on cash flows          (7,377)            (531)
                                                                                       ----------       ----------

Net increase (decrease) in cash and cash equivalents                                     (447,285)         791,648

Cash and cash equivalents at beginning of period                                          521,808           13,325
                                                                                       ----------       ----------

Cash and cash equivalents at end of period                                                 74,523          804,973
                                                                                       ==========       ==========

Note 1 -- Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the period ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire year.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates.

The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 2000 Form 10SB/A2 filed with the Securities and Exchange Commission (the "Commission") on September 20, 2001.

Note 2 -- Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, SEC Staff Accounting Bulletin 101 (SAB
101), Revenue Recognition and Statement of Position 81-1 (SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

Software Sales

Sales of software directly to end-users include a postcontract customer support
(PCS) component and may require significant custom modifications. In instances where a significant Company obligation does exist, as may be defined in each specific agreement, such as technical assistance or customization of the software, revenue is recognized using the percentage of completion method, as required under contract accounting. The percentage of completion is calculated using direct labor hours incurred compared to the total of estimated direct labor hours. Revenue from software sales without modification is recognized upon delivery to the customer, providing no significant Company obligations remain and collection of the resulting receivable is probable.

The Company's products generally include three months of PCS. Fair values have been apportioned from the entire arrangement fee to account for this element. The fair values are based on the price the customer has to pay when they require additional support upon the expiration of the initial three month support period.

The Company also uses resellers to sell their products. Revenue under reseller agreements is recognized upon shipment of licenses, providing no significant Company obligations remain and collectibility is probable. Arrangements with resellers normally include a PCS element, which consists of telephone support and onsite support as necessary. As the PCS element is for three months and no specified upgrades are expressed either implicitly or explicitly, the Company recognizes revenue related to the PCS component upon delivery of the software.

The Company offers maintenance, on software licenses sold, subsequent to the expiration of the initial three month PCS period. Such maintenance is provided under separate agreements. In such cases, maintenance revenue is deferred and recognized on a pro rata basis over the life of the related maintenance agreement. The unrecognized portion of maintenance revenue is included in deferred revenue.


Consulting Services

Revenue from consulting services is recognized using the percentage of completion method as required under contract accounting. The percentage of completion is calculated using direct labor hours incurred compared to the total of estimated direct labor hours.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         SolutionNet develops and markets proprietary multi-application IT solutions. Its proprietary software products include ENet Banking, IDM, E-Business Kits and EMI for the financial services, telecommunications and health care markets. Its IT services consist of consulting (generally providing SolutionNet staff to act as consultants at its customers' facilities) and developing new software or new functions for existing software applications for its customers. Revenue from the sale of the software product is recognized upon delivery to the customer, providing no significant Company obligations remain and collection of the resulting receivable is probable. In instances where a significant Company obligation does exist, revenue is recognized using the percentage of completion method. Revenue from consulting services is recognized using the percentage of completion method. Revenue under distributor agreements is recognized upon shipment of the software products providing no significant Company obligations remain and collectibility is probable. Currently, SolutionNet markets its products and services in the Asia Pacific region, the Middle East and India. Future markets for SolutionNet products and services may include Australia, the United Kingdom and the United States.

RESULTS OF OPERATION - THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2000

         The following tables set forth certain items reflected in our consolidated statements of operation expressed as a percent of total revenues for the periods indicated.

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                                       2001          2000

                  Revenues:
                           Software Sales                               30%           56%
                           Services                                     70            44
                                                                        --            --

                                    Total Revenues                      100          100

                  Cost of Revenues:
                           Cost of Software sales                       23            16
                           Cost of Services                             56            31
                                                                        --            --

                                    Total cost of revenues              79            47

                  Gross Profit                                          21            53

                  Operating expenses:
                           Sales and marketing                          14            16
                           General and administrative                   15            13
                                                                        --            --
                                    Total operating expenses            29            29

                  Operating (loss) income                               (8)           24
                  Others, net                                           ---          ---

                  (loss) Income before income taxes                     (8)           24
                  Income tax provision                                  ---          (3)

                  Net (loss) income                                     (8)           21

         Revenues: Our total revenues decreased by 9% to $1,014,834 for the three months ended September 30, 2001 from $1.1 Million for the three months ended September 30, 2000 and consisted of a decrease in software sales revenue of $312,915 or 50% and an increase in services revenue of $210,396 or 42%. The 50% decrease in our software sales revenue is primarily a result of an economic slowdown and delays in customer buying decisions for our ENet Banking product. The 42% increase in service revenue is a result of growth from both existing and new customers. For the three months ended September 30, 2001, 93% of the services revenue was generated from existing customers.

         Cost of Revenues: Our cost of software sales has increased $57,021 or 31% on a comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000. The cost of software sales as a percent of software sales revenue was 78% for the three months ended September 30, 2001 compared to 29% for the three months ended September 30, 2000. The increase in cost of software sales was primarily due to the increased amortization of capitalized product development expenses over the corresponding period in 2000.

         Cost of Services for the three months ended September 30, 2001 increased $217,031 or 62% over the three months ended September 30, 2000. Cost of services as a percent of services revenue was 80% for the three months ended September 30, 2001 compared to 70% for the three months ended September 30, 2000. The increase in cost of services as a percentage of revenue is primarily attributed to an increase in personnel engaged in delivering consulting services.

         Operating Expenses: Sales and Marketing expenses consist primarily of salaries, employee-related benefit costs and commissions of sales and marketing personnel, travel and entertainment and marketing related expenditures for exhibitions and trade shows. Sales and marketing expenses for the three months ended September 30, 2001 were $137,028 as compared to $174,393 for the three months ended September 30, 2000, which represents a decrease of $37,365 or 21%. The decrease in sales and marketing expense is primarily a result of reduced marketing personnel expenses and reduced trade shows and exhibition expenses.

         General and administrative expenses consist primarily of salaries and employee related benefits of management, administration and support staff, office and rental and professional service fees. General and administrative expenses were $151,951 for the three months ended September 30, 2001 as compared to $142,238 for the three months ended September 30, 2000.

         RESULTS OF OPERATION - NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2000

         The following table sets forth certain items reflected in our consolidated statements of operation expressed as a percent of total revenues for the periods indicated.


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                          2001            2000
                  Revenues:
                           Software Sales                                  22%             36%
                           Services                                        78              64
                                                                           --              --

                                    Total Revenues                        100             100

                  Cost of Revenues:
                           Cost of Software sales                          23              18
                           Cost of Services                                58              43
                                                                           --              --

                                    Total cost of revenues                 81              61

                  Gross Profit                                             19              39

                  Operating expenses:
                           Sales and marketing                             19              20
                           General and administrative                      31              14
                                                                           --              --
                                    Total operating expenses               50              34

                  Operating (loss) income                                 (31)              5
                  Others, net                                             ---             ---

                  (loss) Income before income taxes                       (31)              5
                  Income tax provision                                    ---              (1)

                  Net (loss) income                                       (31)              4


         Revenues: Our total revenues increased by 1% to $2.52 Million for the nine months ended September 2001 from $2.49 Million for the nine months ended September 30, 2000 and consisted of a decrease in software sales revenue of $351,677 or 39% and an increase in services revenue of $386,386 or 24%. The 39% decrease in our software sales revenue is primarily a result of an economic slowdown and delays in customer buying decisions for our ENet Banking product. The 24% increase in services revenue is a result of growth from both existing and new customers. For the nine months ended September 30, 2001, 65% of the services revenue was generated from existing customers.

         Cost of Revenues: Our cost of software sales has increased by $152,688 or 36% on a comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000. The cost of software sales as a percent of software sales revenue was 106% for the nine months ended September 30, 2001 compared to 48% for the nine months ended September 30, 2000. The increase in cost of software sales was primarily due to the increased amortization of capitalized product development expenses over the corresponding period in 2000.

         Cost of Services for the nine months ended September 30, 2001 increased $361,279 or 33% over the nine months ended September 30, 2000. Cost of services as a percent of services revenue was 74% for the nine months ended September 30, 2001 compared to 69% for the nine months ended September 2000. The increase in cost of services as a percentage of revenue is primarily attributed to an increase in personnel engaged in delivering consulting services.

         Operating Expenses: Sales and Marketing expenses consist primarily of salaries, employee-related benefit costs and commissions of sales and marketing personnel, travel and entertainment and marketing related expenditures for exhibitions and trade shows. Sales and marketing expenses for the nine months ended September 30, 20001 were $469,926 as compared to $499,557 for the nine months ended September 30, 2000, which represents a decrease of $29,631 or 6%. The small decrease in sales and marketing expense is primarily a result of lesser expenses spent on promotions, trade shows and exhibition during the period.

         General and administrative expenses consist primarily of salaries and employee related benefits of management, administration and support staff, office and rental and professional service fees. General and administrative expenses were $759,255 for the nine months ended September 30, 2001 as compared to $337,425 for the nine months ended September 30, 2000, which represents an increase of $421,830 or 125% year to year. The increase in general and administrative expense is primarily a result of expansion of the management team, new operations in the Middle East and increased professional services fees.

LIQUIDITY AND CAPITAL RESOURCES

         We have generally funded our operations through a combination of cash from operations, borrowings from related parties, and the issuance of shares of common stock. Net cash provided by (used in) operating activities was $18,499 and ($678,074) for the 9 months ended September 30, 2001 and 2000, respectively. The increase in cash provided by operations in 2001 was primarily due to increased collection of accounts receivables.

         The principal use of cash for investing activities during the nine months ended September 30, 2001 and 2000 was for the purchase of computer equipment.

         Net cash provided by (used in) financing activities was ($411,829) and $1.52 Million for the nine months ended September 30, 2001 and 2000, respectively. The decrease for the nine months ended September 30, 2001 was due to no issuance of common stock in the current year and payments related to related party borrowings.

         Most of our revenues are billed in Singapore dollars. We recognize transaction gains and losses in the period of occurrence. Foreign currency fluctuations for the nine months ended September 30, 2001 and 2000 did not have a material impact on income (loss) from operations as currency fluctuations on revenue denominated in a foreign currency were offset by currency fluctuations on expenses denominated in a foreign currency. There were no material operating trends or effects on liquidity as a result of fluctuations in the functional currency. We do not generally use any types of derivatives to hedge against foreign currency fluctuation, nor do we speculate in foreign currency. There is no assurance that exchange rate fluctuations may not cause significant fluctuations in SolutionNet's results of operations.

         Inflation did not have a material impact on our revenues or income
(loss) from operations for the nine months ended September 30, 2001 and 2000.

FUTURE CAPITAL NEEDS

         Our ability to obtain cash adequate to fund our needs depends generally on the results of our operations and the availability of financing. Management believes that cash flow from operations, in conjunction with possible additional issuances of common stock will be sufficient to fund capital expenditures in the future. However, there can be no assurance in this regard or that we can successfully sell our shares of common stock or that the prices we can receive from the possible sale of our common stock will be favorable to SolutionNet.

FORWARD-LOOKING STATEMENTS

         SolutionNet may from time to time provide information including certain statements included in or incorporated by reference in this Form 10-Q which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Those forward-looking statements include the intent, belief or current expectations of the company and its management. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are: (i) foreign exchange rates, (ii) dependence on skilled and key personnel, (iii) client concentration, (iv) product risks including pricing, upgrades and defects, (v) doing business internationally,
(vi) variations in quarterly results, (vii) development by competitors of new or superior products or services, or entry into the market of new competitors, and
(viii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

                               PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Reference is made to the litigation described in "Part II -- Item 2. Legal Proceedings" of Amendment No. 2 to the Form 10SB of the Company filed on September 20, 2001.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on August 23, 2001 for the purpose of (i) electing two directors to serve until the 2002 Annual Meeting of Shareholders, (ii) approving and adopting the 2001 Equity Participation Plan for the Company and to reserve for issuance thereunder 1,500,000 shares of the Company's stock; and (iii) ratifying the 1999 amendment of the Articles of Incorporation changing the corporate name from ETG International, Inc. to SolutionNet International, Inc.

         The results of the election were as follows:



1.       ELECTION OF DIRECTORS

                                                                 VOTES
         NAME OF DIRECTOR               VOTES FOR                WITHHELD

         Suresh Venkatachari            7,466,896                41,202

         Sampath Seshadri               7,466,896                41,202


2.       APPROVAL OF THE 2001 EQUITY PARTICIPATION PLAN

                                                                   VOTES
         VOTES FOR                      VOTES AGAINST            ABSTAINED

         7,507,156                         552                      390


3.       RATIFICATION OF 1999 AMENDMENT TO THE ARTICLES OF INCORPORATION

                                                                    VOTES
         VOTES FOR                      VOTES AGAINST            ABSTAINED

         7,507,946                            2                     150

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         None

(B) REPORTS ON FORM 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOLUTIONNET INTERNATIONAL, INC.

                      By:  /s/ Suresh Venkatachari
                           ---------------------------------------------
                           Suresh Venkatachari
                           President, Chief Executive Officer and Treasurer (principal executive officer and principal financial officer)


November 14, 2001